Form 10-K/A
period 2001-12-31
GE CAPITAL COMMERCIAL MORT CORP PAS THRU CERTS SERIES 2001-2
filed 2002-12-18
CIK 1145495

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                     FORM 10-K/A

                                   Amendment No. 1

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
         Series 2001-C02
         (Exact name of registrant as specified in its charter)


                                                   52-2238545
   New York                                        52-2238543
                                                   52-2338544
                                                   52-7184014
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                   Identification No.)


   c/o Wells Fargo Bank Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
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

      Yes  X       No ___







  This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 19, 2002 on behalf of GE Capital Commercial Mortgage Corporation Commercial Mortgage Pass-Through Certificates, Series 2001-C02 established pursuant to the Pooling and Servicing Agreement among GE Captial Commercial Mortgage Corporation as Depositor, GEMSA Loan Services, L.P., as Servicer, Orix Real Estate Capital Markets, LLC, as Special Servicer, and Wells Fargo Bank Minnesota, N.A., as Trustee pursuant to which GE Capital Commercial Mortgage Corporation, Commercial Mortgage Pass-Through Certificates, Series 2001-C02 registered under the Securities Act of 1933 (the "Certificates") were issued.







  Item 14 of the Original Form 10K is amended in its entirety to read as follows:


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

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2001.

       a) GEMSA Loan Services, L.P., as Servicer <F1>
       b) ORIX Capital Markets, LLC, as Special Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2001.

       a) GEMSA Loan Services, L.P., as Servicer <F1>
       b) ORIX Capital Markets, LLC, as Special Servicer <F1>

    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders. <F2>


   (b) On October 18, 2001, November 14, 2001, and December 19, 2001 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.

  <F1> Filed herewith.

  <F2> Previously filed.


                               SIGNATURE


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



    GE Capital Commercial Mortgage Corporation
    Commercial Mortgage Pass-Through Certificates
    Series 2001-C02
    (Registrant)




  Signed:  Wells Fargo Bank Minnesota, NA, as Trustee

  By:   William P. Walther, Jr., as Vice President

  By: /s/  William P. Walther, Jr.

  Dated: December 16, 2002


Sarbanes-Oxley Certification


I, William P. Walther, Jr., certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of GE Capital Commercial Mortgage Corporation Commercial Mortgage Pass-Through Certificates Series 2001-C02.

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report.

3. Based on my knowledge, the [distribution or servicing] information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports.


      Date: December 16, 2002


      William P. Walther, Jr.
      [Signature]


     Vice President
      [Title]





  Exhibit Index

  Exhibit No.

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

  (99.2) Report of Management as to Compliance with Minimum Servicing
         Standards for the year ended December 31, 2001.

     a) GEMSA Loan Services, L.P., as Servicer <F1>
     b) ORIX Capital Markets, LLC, as Special Servicer <F1>

  (99.3) Annual Statements of Compliance under the Pooling and Servicing
         Agreements for the year ended December 31, 2001.

     a) GEMSA Loan Services, L.P., as Servicer <F1>
     b) ORIX Capital Markets, LLC, as Special Servicer <F1>

  (99.4) Aggregate Statement of Principal and Interest Distributions to Certificate Holders. <F2>


  <F1> Filed herewith.
  <F2> Previously filed.



EX 99.1 (a)

ANDERSEN (LOGO)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To GEMSA Loan Services, L.P.:

We have examined management's accompanying assertion about GEMSA Loan Services, L.P.'s (GEMSA) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) for the period from August 1, 2001 (date of formation of the Partnership), to December 31, 2001, in relation to its servicing of multifamily and commercial mortgage loans. Management is responsible for GEMSA's compliance with the aforementioned servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about GEMSA's compliance with the aforementioned standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on GEMSA's compliance with the aforementioned standards.

In our opinion, management's accompanying assertion that GEMSA's servicing of multifamily and commercial mortgage loans complied in all material respects with the aforementioned minimum servicing standards for the period from August 1, 2001 (date of formation of the Partnership), to December 31, 2001, is fairly stated, in all material respects.


Houston, Texas
March 5, 2002


EX 99.1 (b)

ANDERSEN   (logo)

Report of Independent Public Accountants

To ORIX Capital Markets, LLC:

We have examined management's assertion about ORIX Capital Markets, LLC's ("OCM"), formerly ORIX Real Estate Capital Markets, LLC, compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's ("MBA") Uniform Single Attestation Program Mortgage for Bankers (except for commercial loan and multifamily loan servicing, minimum servicing standards V.4. and VI.1., which the MBA has interpreted as inapplicable to such servicing contracts) as of and for the year ended December 31, 2001, included in the accompanying management assertion. Management is responsible for OCM's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about OCM's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about OCM's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on OCM's compliance with the minimum servicing standards.

In our opinion, management's assertion that OCM complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001, is fairly stated, in all material respects.


Dallas, Texas,
January 31, 2002


EX 99.2 (a)

GE (LOGO)
GE Capital
Real Estate

GE Capital Loan Services, Inc.
P. 0. Box 671568, Houston, TX 77267
363 North Sam Houston Parkway East, Suite 1200
Houston, TX 77060
281 405-7000

March 5, 2002

Arthur Andersen LLP
711 Louisiana Street, Suite 1300
Houston, Texas 77002

For the seven months ended July 31, 2001 (on August 1, 2001, GE Capital
Loan Services Inc.(GECLS) was merged into GEMSA Loan Services, L.P.), GECLS' servicing of multi-family and commercial mortgage loans has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation
Program for Mortgage Bankers. GECLS's Fidelity Bond policy provides coverage of up to $25,000,000 and GECLS's Errors and Omissions policy provides coverage of up to $25,000,000 as of July 31, 2001. For other errors and omission liabilities GECLS was self-insured for risks of errors and omissions in the performance of its commercial mortgage loan servicing business by General Electric Capital Corporation, its indirect corporate parent as of July 31, 2001.


Joseph Beggins, Chief Executive Officer

A GE Capital Services Company


EX 99.2 (b)

ORIX   (logo)

Report of Management

As of and for the year ended December 31, 2001, ORIX Capital Markets, LLC, formerly ORIX Real Estate Capital Markets, LLC, has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's ("MBA") Uniform Single Attestation Program for
Mortgage Bankers (except for commercial loan and multifamily loan servicing, minimum servicing standards V.4. and VI.1., which the MBA has interpreted as inapplicable to such servicing). For the period from January 1, 2001, through July 12, 2001, ORIX Capital Markets, LLC had in effect a fidelity bond and errors and omissions policy in the amount of $35,000,000. For the period of July 13,2001, through December 31, 2001, ORIX Capital Markets, LLC had in effect a fidelity bond and errors and omissions policy in the amount of $40,000,000.

Michael E. Cousins
Chief Financial Officer

Paul Smyth
Managing Director of Servicing


ORIX Capital Markets, LLC
1717 Main Street, Suite 1400, Dallas, TX 75201
TEL: 214-237-2000 FAX: 214-237-2018

EX 99.3 (a)

GEMSA Loan Services, L.P.    (logo)
A Join Venture of GE Capital Real Estate and l.J. Melody & Company, a CB Richard Ellis Company


March 28, 2002

VIA FEDERAL EXPRESS

Wells Fargo Bank Minnesota, N.A., as Trustee
11000 Broken Land Parkway
Columbia, Maryland 21044-3562
Attention: GECCMC 2001-2

GE Capital Commercial Mortgage
Corporation, as Depositor
292 Long Ridge Road
Stamford, Connecticut 06927
Attention: Kathryn A. Cassidy, President

Re:     Annual Statement as to Compliance
        Commercial Mortgage Pass-Through Certificates, Series 2001-2

In accordance with Section 3.13 of the Pooling and Servicing Agreement (the "Agreement (the "Agreement") dated as of August 1, 2001, entered into in connection with the above-referenced Certificates, the undersigned officer of GEMSA Loan Services, L.P., (the "Servicer") hereby certifies that (i) a review of the activities of the Servicer for the period of time from August 1, 2001 through December 31, 2001 and of its performance under the Agreement has been made under such officer's supervision, (ii) to the best of such officer's knowledge, based on such review, the Servicer has maintained an effective internal control system relating to its servicing of the Mortgage Loans serviced by it and has fulfilled in all material respects, its obligations under the Agreement throughout such period, and (iii) the Servicer has received no notice regarding qualification, or challenging the status of the Lower-Tier REMIC or the Upper-Tier REMIC as a REMIC from the Internal Revenue Service or governmental agency or body.

Pat McEntee, Director, Portfolio Management, on behalf of GEMSA Loan Services, L.P., successor by merger to GE Capital Loan Services, Inc. in its capacity as Servicer

Cc:
GE Capital Commercial Corporation
292 Long Ridge Road
Stamford, Connecticut 06927
Attention: Kevin L. Korsh, Esq.

J:\Legal\Officer Certificates\2002 Officer Certs\2002offcert.171.Doc

1500 City West Boulevard, Suite 200 * Houston, TX 77042 * (713) 458-7200 *
(800) 456-1443




EX 99.3 (b)

ORIX Capital Markets, LLC
Paul Smyth
1717 Main Street, 10th Floor
Dallas, TX 75201
214-237-2010

March 7, 2002

ANNUAL STATEMENT AS TO COMPLIANCE
Special Servicing

Ladies and Gentlemen:

This Officer's Certificate is provided to you by ORIX Capital Markets, LLC ("OCM") pursuant to the terms outlined in the applicable sections of certain Agreements as referenced in the attached Exhibit A, relative to the securitization for which OCM serves as Special Servicer.

The undersigned officer, on behalf of OCM, hereby informs you (i) that, a review of the activities of OCM as Special Servicer and of its performance under each respective Agreement under the undersigned's supervision has been made for the period of time commencing January 1, 2001 through December 31, 2001 or a portion thereof, (ii) that, to the best of such undersigned's knowledge, based on such review, it has fulfilled all of its obligations under the Agreement and has maintained an effective internal control system relating to its servicing of the Loans serviced by it, throughout such period, and (iii) that, the undersigned has received no notice regarding qualification, nor challenging the status of the REMICS from the IRS or any other governmental body.

Also, please find attached, an Annual Independent Public Accountant's Servicing Report performed by Arthur Andersen LLP relative to the assets being serviced by OCM for the period beginning January 1, 2001 through December 31, 2001.

Duplicates of these documents are being simultaneously sent to all parties listed on Exhibit B.

If you have any questions or comments relative to the attached documents, please call me at 214-237-2010.

Sincerely,

ORIX Capital Markets, LLC
Special Servicer

By:
Paul Smyth
Managing Director, Servicing

Attachments: Annual Independent Public Accountant Servicing Report
Exhibit A
Exhibit B